Form 10-Q
period 2010-06-30
Dynamic Hydrocarbons Ltd.
filed 2010-07-30
CIK 1484467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-165183
Commission File Number

DYNAMIC HYDROCARBONS LTD.
(Exact name of registrant as specified in its charter)

Nevada	27-1838379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7001 Winterberry Drive, Austin, Texas	78750
(Address of principal executive offices)	(Zip Code)

(512) 289-2489
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

12,500,000 common shares outstanding as of July 23, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DYNAMIC HYDROCARBONS LTD.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included herein for the year ended December 31, 2009.

Page
Unaudited Financial Statements	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-9

DYNAMIC HYDROCARBONS LTD.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND DECEMBER 31, 2009
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 9, 2009) TO JUNE 30, 2010.

REPORTED IN UNITED STATES DOLLARS

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Balance Sheets

	June 30,2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$7,500
Deferred financing costs	25,000	5,000
Total current assets	25,000	12,500

Oil and gas properties:
Undeveloped, unproven properties	5,000	5,000
Total other assets	5,000	5,000

Total assets	$30,000	$17,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$12,692	$6,250
Accrued liability	1,500	3,000
Related party loan	10,801	-
Total current liabilities	24,993	9,250
Total liabilities	24,993	9,250

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized,
12,500,000 shares issued and outstanding	12,500	12,500
Additional paid in capital	-	-
Deficit accumulated during the exploration stage	(7,493)	(4,250)
Total stockholders' equity	5,007	8,250
Total liabilities and stockholders' equity	$30,000	$17,500

See Accompanying Notes

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)
		Six
		months	From Inception
	Three months	ended	(December 9, 2009)
	ended	June 30,	Through
	June 30, 2010	2010	June 30, 2010

Revenues	$-	$-	$-

General and administrative expenses:
Professional fees	1,500	3,000	6,000
Organizational expenses	-	-	1,250
General and administration expense	25	217	217
Total operating expenses	1,525	3,217	7,467
Loss from operations	(1,525)	(3,217)	(7,467)

Other income/(expenses)
Interest expense	(26)	(26)	(26)

Net loss	$(1,551)	$(3,243)	$(7,493)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	12,500,000	12,500,000

See Accompanying Notes

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

		From Inception
		(December 9, 2009)
	Six months ended	Through
	June 30, 2010	June 30, 2010
Cash flows from operating activities:
Net loss	$(3,243)	$(7,493)
Adjustments to reconcile net loss to cash
provided (used) by operating activities:
Changes in current assets and liabilities:
Deferred financing cost	(20,000)	(25,000)
Imputed interest on the loan	26	26
Accounts payable, trade	6,442	12,692
Accrued liability	(1,500)	1,500
Net cash flows from operating activities	(18,275)	(18,275)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	-	(5,000)
Net cash flows used by investing activities	-	(5,000)

Cash flows from financing activities:
Proceeds from related party loan	10,775	10,775
Proceeds from sale of common stock	-	12,500
Net cash flows from financing activities	10,775	23,275

Decrease in cash	(7,500)	-

Cash and equivalents, beginning of period	7,500	-
Cash and equivalents, end of period	$-	$-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Notes to Financial Statements
For the six months ended June 30, 2010
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – DYNAMIC HYDROCARBONS LTD. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on December 9, 2009. We are currently based in Austin, Texas but have acquired the rights to participate in the development of an oil and gas lease in Alberta, Canada; therefore, we intend to operate in the U.S. and Canada. We have selected December 31 as a fiscal year end for financial reporting purposes.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold the right to acquire a 4.75% working interest in an oil and gas lease in Alberta, Canada, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We had engaged a consulting firm to assist us in registering securities for trading by filing Form S-1 with the U.S. Securities and Exchange Commission and by applying for a quotation on the OTC Bulletin Board.  Our S-1 was effective from June 21, 2010 as a result of which we are required to comply with the filing requirements as specified by SEC. We are now exploring sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. The Company is a exploration stage company as defined in the ASC Topic 915 for development stage companies.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in the financial statements. All losses accumulated since inception has been considered as part of the Company’s exploration stage activities.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form S-1.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
For the six months ended June 30, 2010
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued):

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - We follow FASB ASC 820-10-20 regarding determination of Fair Values.  Certain assets and liabilities may from time to time be required to be valued using the principles in the FASB pronouncement.  Generally, they establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels:

(1)	Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority;

(2)	Level 2 inputs consist of observable inputs other than the quoted prices included in Level 1;

(3)
Level 3 inputs consist of unobservable inputs and have the lowest priority. We use appropriate valuation techniques based on the available inputs to measure the fair value of assets and liabilities when required.

Fair value of financial instruments and derivative financial instruments – Continued:

The hierarchy only prioritizes the inputs, not the valuation techniques that are used. The inputs used in a given valuation may fall in different levels of the hierarchy. The level in the hierarchy in which the resulting fair value measurement falls is based on the lowest level input that is significant to the overall valuation, regardless of the valuation technique(s) used.

Determining whether an input is significant is a judgmental matter requiring consideration of factors specific to the asset or liability.

Deferred Offering Costs - Deferred offering costs, consisting of consulting fees, filing fees and legal fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

Oil and gas properties – We use the successful efforts method of accounting for oil and gas properties.   Under that method:

a.	Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets.
b.
Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves.

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory well, and successful exploratory-type stratigraphic wells are capitalized.
d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.
e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, no impairment of long-lived assets had occurred, in management’s opinion.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
For the six months ended June 30, 2010
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued):

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable ASC 740 regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted applicable ASC regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:

At June 30, 2010, we were not generating revenues, our business is in the inception stage and we expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We do not currently have sufficient capital to implement our business plan. We have filed a registration statement which was declared effective on June 21, 2010.   There is no assurance that we will be able to raise any funds under our prospectus offering. We intend to rely on our officers and directors to perform essential functions without compensation until we are successful in raising a minimum of $75,000 through our offering which is part of the registration statement, or other means. These factors raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 –Registration costs and related commitments:

We have engaged a consulting firm to assist us in filing a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We believe that doing this will enable us to raise the capital necessary to implement our business plan. According to the written agreement with International Securities Group Inc., we have agreed to pay a flat fee of $25,000 for services necessary to file a Form S-1 Registration Statement. Of this amount, $5,000 has been paid upon execution of the agreement, and $7,500 has been paid during the three month period ended March 31, 2010 upon completion and filing of the Form S-1 Registration Statement, and $12,500 was payable as of the effective date of Registration Statement.

These costs will be deferred until the stock offering is completed, at which time they will be charged against the proceeds of the stock offering.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
For the six months ended June 30, 2010
(Unaudited – Prepared by Management)

Note 4 – Oil and gas properties - The lease of the Minhik prospect

On December 15, 2009, we entered a Farmout Agreement with Stone Canyon Resources, Inc., a corporate body registered in the State of Colorado, USA, and having an office at the city of Calgary, Alberta, Canada. We currently have the right to acquire a 4.75% working interest, as our sole asset, in an Alberta, Canada Crown Petroleum and Natural Gas Lease Agreement (“PNG Lease”), Number 0494090860 which Lease comprises approximately 320 acres of land with specified petroleum and natural gas exploitation rights. Our working interest partner, Stone Canyon Resources, Inc., (“Farmor”) owns a 9.5% working interest in this PNG Lease.  The Lease is located in the Minhik Area of Central Alberta. We have agreed to pay the Farmor, an amount of $5,000 as a Consideration Fee, for the right to enter into the Farmout Agreement to then earn the 4.75% working interest in the Lease. To date, we have paid the $5,000 and have executed the Farmout Agreement with the Farmor.

Under the terms of the Farmout Agreement between the Farmor and the Company, we are obligated to produce a Geological Evaluation to enable the Company to earn the 4.75% working interest in the PNG Lease for the mineral rights from the Top of the Colorado Group to the Base of the Pekisko formation.

Note 5 – Issuance of shares:

As of June 30, 2010, the Company had issued shares of its $0.001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

12/09/09	Shares sold for cash	200,000	$0.001	$200
12/18/09	Shares sold for cash	12,300,000	$0.001	$12,300
12/31/09	Cumulative Totals	12,500,000		$12,500

Note 6 – Related party transaction:

On December 9, 2009, the Company sold 200,000 shares for $200 in cash to Ronald J. Petrucci, our President and a Director of the Company.

During the six month period ended June 30, 2010, Ronald J. Petrucci, our President and a Director of the Company, advanced a total of $10,775 to the Company for operations, which amount remains outstanding.  The amount of $9,250 which was lent for operating capital is non-interest bearing and will be repaid upon the Company raising $25,000 under the offering and the additional funds of $1,525 are interest bearing with interest of  10% per annum due and payable one year from the date of the loan which was advanced on April 29, 2010.

Note 7 - New accounting pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
For the six months ended June 30, 2010
(Unaudited – Prepared by Management)

Note 7 - New accounting pronouncements (continued):

ASC Topic 855, "Subsequent Events", ASC Topic 810, "Accounting for Transfers of Financial Assets", ASC Topic 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- were recently issued. Above codifications have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions;  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Dynamic Hydrocarbons Ltd.

Liquidity

As of June 30, 2010, our cash balance was nil.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Management believes that if we raise the funds as offered under our offering, our cash will be sufficient to meet our operating expense requirements for the next twelve month period. Initially, we will not have any cash flow from operating activities as we are in the exploration stage.  There can be no assurances that we will raise any funds under our current offering.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

We currently do not have sufficient funds to undertake the exploration expenditures required to be made on our mineral properties. We will require a minimum of $20,000 to be expended on our existing leases to assist in determining their commercial viability.   We expect to raise these funds from our current offering to raise $100,000.  We cannot be assured we will raise any funds under our current offering.  As well, should we raise the funds under our offering to undertake the exploration program based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in our required exploration efforts, and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

Our operating results for the six months ended June 30, 2010, are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration and operational results from our Farm-in Agreement or acquisitions of other operations or business that we may undertake, which may generate revenue.  It is unlikely we will generate any revenue from our current mining asset in the near future.

Expense

Our net loss for the six months ended June 30, 2010 was $3,243, of which $3,000 is related to auditor fees and the balance to filing and general office expense.   Our S-1 was effective on June 21, 2010 and subsequently we were required to comply with the quarterly and annual filings as required by the SEC. This being our first year of operation, we do not have comparative numbers for the prior periods.

Our net loss over the three month periods ended June 30, 2010 was $1,551, of which $1,500 is an accrual for auditor fees.

Basic losses per share for the three month period ended June 30, 2010 was $nil.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Ronald Petrucci, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

1.
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides one staff member.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4.
Insufficient installation of information technology to assist in our accounting functions.  Because of a lack of working capital and personnel, we do not have any information technology software and hardware to assist in providing effective controls;

5.	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

6.	Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2010, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the quarter ended June 30, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

The Company is currently seeking an additional director, and hopes to get a director with oil and gas experience.

ITEM 6.      EXHIBITS

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on March 04, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on March 04, 2010
10.1	Executed Farmout Agreement dated December 15, 2009 between Stone Canyon Resources Inc. and Dynamic Hydrocarbons Ltd.	Incorporated by reference to our Form S-1 registration statement Amendment #1 filed with the Securities and Exchange Commission on April 29, 2010
10.2	Contents of oral agreement between Ron Petrucci and Dynamic Hydrocarbons in respect to employment arrangements reference dated January 1, 2010.	Incorporated by reference to our Form S-1 registration statement Amendment #2 filed with the Securities and Exchange Commission on June 2, 2010
10.3	Contents of oral agreement between Ron Petrucci and Dynamic Hydrocarbons in respect to working capital funding reference dated February 12, 2010.	Incorporated by reference to our Form S-1 registration statement Amendment #2 filed with the Securities and Exchange Commission on June 2, 2010
10.4	Engagement Agreement between the Company and International Securities Group Inc. dated December 9, 2009	Incorporated by reference to our Form S-1 registration statement Amendment #2 filed with the Securities and Exchange Commission on June 2, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC HYDROCARBONS LTD.

Date:	July 29, 2010	By:	/s/ Ronald Petrucci
		Name:	Ronald Petrucci
		Title:	Principal Executive Officer, Principal Financial Officer, Director