Form 10-Q
period 2010-09-30
Dynamic Hydrocarbons Ltd.
filed 2010-11-18
CIK 1484467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

12,500,000 common shares outstanding as of November 15, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

Dynamic Hydrocarbons Ltd.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included herein for the year ended December 31, 2009.

Page
Unaudited Financial Statements	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-9

DYNAMIC HYDROCARBONS LTD.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (DECEMBER 9, 2009) TO SEPTEMBER 30, 2010.

REPORTED IN UNITED STATES DOLLARS

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Balance Sheets

	September 30,2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$6,975	$7,500
Deferred financing costs	25,000	5,000
Total current assets	31,975	12,500

Oil and gas properties:
Undeveloped, unproven properties	5,000	5,000
Total other assets	5,000	5,000
Total assets	$36,975	$17,500

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable, trade	$3,630	$6,250
Accrued liability	1,776	3,000
Related party loans	23,230	-
Investor deposits	8,500	-
Total current liabilities	37,136	9,250
Total liabilities	37,136	9,250

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock, $0.001 par value, 75,000,000 authorized,
12,500,000 shares issued and outstanding	12,500	12,500
Deficit accumulated during the exploration stage	(12,661)	(4,250)
Total stockholders' equity(deficit)	(161)	8,250
Total liabilities and stockholders' equity(deficit)	$36,975	$17,500

See Accompanying Notes

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

			From Inception
	Three months	Nine months	(December 9, 2009)
	Ended	ended	Through
	September 30, 2010	September 30, 2010	September 30, 2010

Revenues	$-	$-	$-

General and administrative expenses:
Professional fees	4,000	7,000	10,000
Organizational expenses	-	-	1,250
General and administration expense	918	1,135	1,135
Total operating expenses	4,918	8,135	12,385
Loss from operations	(4,918)	(8,135)	(12,385)

Other income/(expenses)
Interest expense	(250)	(276)	(276)

Net loss	$(5,168)	$(8,411)	$(12,661)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	12,500,000	12,500,000

See Accompanying Notes

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

		From Inception
		(December 9, 2009)
	Nine months ended	Through
	September 30, 2010	September 30, 2010
Cash flows from operating activities:
Net loss	$(8,411)	$(12,661)
Changes in operating assets and liabilities:
Deferred financing costs	(20,000)	(25,000)
Accounts payable, trade	(2,620)	3,630
Accrued liability	(1,224)	1,776
Net cash flows used by operating activities	(32,255)	(32,255)

Cash flows from investing activities:
Acquisition of undeveloped, unproven properties	-	(5,000)
Net cash flows used by investing activities	-	(5,000)

Cash flows from financing activities:
Proceeds from related party loan	23,230	23,230
Proceeds from sale of common stock	-	12,500
Proceeds from investor deposits	8,500	8.500
Net cash flows provided by financing activities	31,730	44,230

Increase(decrease) in cash	(525)	6,975

Cash and equivalents, beginning of period	7,500	-
Cash and equivalents, end of period	$6,975	$6,975

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash p aid for income taxes	$-	$-

See Accompanying Notes

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Notes to Financial Statements
 (Unaudited)

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

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We engaged a consulting firm to assist us in registering securities for trading by filing Form S-1 with the U.S. Securities and Exchange Commission and by applying for a quotation on the OTC Bulletin Board.  Our S-1 was effective on June 21, 2010 as a result of which we are required to comply with the filing requirements as specified by the SEC. We are now exploring sources of capital.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. The Company is a exploration stage company as defined in the ASC Topic 915 for development stage companies.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  In the opinion of management, all adjustments considered necessary for fair presentation have been included in the financial statements. All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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
Notes to Financial Statements
(Unaudited)

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using straight line methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current period, no impairment of long-lived assets had occurred, in management’s opinion.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Notes to Financial Statements
(Unaudited)

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

Net income per share of common stock – We have adopted applicable ASC regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2010.

Note 2 – Going concern:

At September 30, 2010, we were not generating revenues, our business is in the inception stage and we expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We do not currently have sufficient capital to implement our business plan. We have filed a registration statement which was declared effective on June 21, 2010.  As of September 30, 2010, we had received a total of $8,500 by way of subscriptions under the offering.  There is no assurance that we will be able to raise sufficient funds under our prospectus offering. We intend to rely on our officers and directors to perform essential functions without compensation until we are successful in raising a minimum of $75,000 through our offering which is part of the registration statement, or other means. These factors raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 –Registration costs and related commitments:

We engaged a consulting firm to assist us in filing a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We believe that doing this will enable us to raise the capital necessary to implement our business plan. According to the written agreement with International Securities Group Inc., we have agreed to pay a flat fee of $25,000 for services necessary to file a Form S-1 Registration Statement. Of this amount, $5,000 was paid upon execution of the agreement, and $7,500 was paid during the three month period ended March 31, 2010 upon completion and filing of the Form S-1 Registration Statement, and $12,500 was paid as of the effective date of Registration Statement.

These costs will be deferred until the stock offering is completed, at which time they will be charged against the proceeds of the stock offering.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Notes to Financial Statements
(Unaudited)

Note 4 – Oil and gas properties - The lease of the Minhik prospect

On December 15, 2009, we entered into a Farmout Agreement with Stone Canyon Resources, Inc., a corporate body registered in the State of Colorado, USA, and having an office at the city of Calgary, Alberta, Canada. We currently have the right to acquire a 4.75% working interest, as our sole asset, in an Alberta, Canada Crown Petroleum and Natural Gas Lease Agreement (“PNG Lease”), Number 0494090860 which Lease comprises approximately 320 acres of land with specified petroleum and natural gas exploitation rights. Our working interest partner, Stone Canyon Resources, Inc., (“Farmor”) owns a 9.5% working interest in this PNG Lease.  The Lease is located in the Minhik Area of Central Alberta. We have agreed to pay the Farmor, an amount of $5,000 as a Consideration Fee, for the right to enter into the Farmout Agreement to then earn the 4.75% working interest in the Lease. To date, we have paid the $5,000 and have executed the Farmout Agreement with the Farmor.

Under the terms of the Farmout Agreement between the Farmor and the Company, we are obligated to produce a Geological Evaluation to enable the Company to earn the 4.75% working interest in the PNG Lease for the mineral rights from the Top of the Colorado Group to the Base of the Pekisko formation.

Note 5 – Stockholders’ Equity (Deficit)

As of September 30, 2010, the Company had issued shares of its $0.001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

12/09/09	Shares sold for cash	200,000	$0.001	$200
12/18/09	Shares sold for cash	12,300,000	$0.001	$12,300
12/31/09	Cumulative Totals	12,500,000		$12,500

Note 6 – Related party transactions:

On December 9, 2009, the Company sold 200,000 shares for $200 in cash to Ronald J. Petrucci, our President and a Director of the Company.

During the nine month period ended September 30, 2010, Ronald J. Petrucci, our President and a Director of the Company, advanced a total of $23,230 to the Company for operations, which amount remains outstanding.  The amount of $9,250 which was lent for operating capital is non-interest bearing and will be repaid upon the Company raising $25,000 under the offering. The additional funds of $13,980 are interest bearing with interest of 10% per annum due and payable one year from the date of the loans which were advanced on April 29, 2010 in the amount of $1,525 and on July 30, 2010 in the amount of $12,455.

Note 7 – Investor Deposits:

During the three month period ended September 30, 2010, the Company received proceeds of $8,500 from several investors for the purchase of 850,000 shares of the Company’s common stock under the prospectus offering.  The shares were not issued as of the date of this financial statement and the funds remain in trust awaiting acceptance of the subscriptions by the Company.

DYNAMIC HYDROCARBONS LTD.
(An exploration stage enterprise)
Notes to Financial Statements
(Unaudited)

Note 8 - New accounting pronouncements

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

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 9 – Subsequent events:

On October 21, 2010, the Company further received proceeds of $24,000 from several investors on the purchase of a total of 2,400,000 shares of the Company’s common stock under our prospectus offering. The shares are not yet issued and the funds remain in trust awaiting acceptance of the subscriptions by the Company.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

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

Liquidity

As of September 30, 2010, our cash balance was $6,975 and we had investor deposits totaling $8,500.   As of September 30, 2010 we have liabilities of $37,136 of which $23,230 is by way of related party loans, $8,500 by way of investor deposits, $1,776 of accrued liabilities and accounts payable of $3,630.   Subsequent to the period ended September 30, 2010 we received an additional $24,000 in investor deposits. We have to date received subscriptions totaling $32,500 under our prospectus offering.   We will need to raise additional funds under the offering in order to effect our business plan.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Management believes that if we raise a minimum of $75,000 of the total $100,000 offered under our prospectus offering, our cash will be sufficient to meet our operating expense requirements for the next twelve month period. Initially, we will not have any cash flow from operating activities as we are in the exploration stage.  There can be no assurances that we will raise sufficient funds under our prospectus offering.   There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

We currently do not have sufficient funds to undertake the exploration expenditures required to be made on our mineral properties. We will require a minimum of $20,000 to be expended on our existing leases to assist in determining their commercial viability.   We expect to raise these funds from our current offering to raise up to $100,000.  We cannot be assured we will raise sufficient funds under our current offering.   To date we have a total of $32,500 in investor deposits for subscriptions under our prospectus offering.   As well, should we raise the funds under our offering to undertake the exploration program based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations.  There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of our business.

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

Our operating results for the nine months ended September 30, 2010, are described below.  We were incorporated on December 9, 2009.  Our S-1 was effective on June 21, 2010 and we are complying with the quarterly and annual filings as required by the SEC. This being our first year of operation, we do not have comparative numbers for the prior periods.

Revenues

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration and operational results from our Farm-in Agreement or acquisitions of other operations or business that we may undertake, which may generate revenue.  It is unlikely we will generate any revenue from our current oil and gas asset in the near future.

Expenses

Our net loss for the nine months ended September 30, 2010 was $8,411 of which $7,000 is related to auditor fees ($4,500) and legal fees ($2,500) and the balance to filing and general office expenses.

Our net loss over the three month period ended September 30, 2010 was $5,168, of which $4,000 is for professional fees, $918 is for general office expenses and fees and $250 is for interest expense.

Basic losses per share for the three and nine month period ended September 30, 2010 was $nil.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of Mr. Ronald Petrucci, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2010, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

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

Changes in Internal Control over Financial Reporting

As of September 30, 2010, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2010, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended September 30, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 21, 2010, our Registration Statement on Form S-1 under Commission file number 333-165183 was declared effective, enabling us to offer up to 10,000,000 shares of common stock of our company at a price of $0.01 per share.  As of the date of this filing we have received investor deposits of $32,500 but we have not yet finalized the subscriptions and we have segregated these funds until such time as we accept the subscriptions.

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein and as described in the annual report. See “Plan of Operation”.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

The Company is currently seeking an additional director, and hopes to get a director with oil and gas experience.

On July 31, 2010, Mr. Ronald Petrucci, our sole Officer and Director, resigned as Secretary of the Company and appointed Mr. Donald Nicholson as Secretary of the Company.  Mr. Nicholson has over 20 years of international project and business management experience ranging from concept development through to post-operational support, covering several business sectors including manufacturing, education, construction, real estate, and high-technology.  From September 2008 to date, Mr. Nicholson has been involved in the provision of consulting services to public and private companies in areas such as business development, operational guidance, and administrative matters.  Previously, from April 2005 to August 2008, Mr. Nicholson was a director and officer of Terra Nostra Resources Corp., a US public company involved in the development of metals refining operations in China, where he was involved in various senior level management roles. Mr. Nicholson was an executive officer of Terra Nostra Resources Corp. until August, 2008.   Terra Nostra Resources Corp. was involuntarily petitioned into bankruptcy by certain of the creditors in November, 2008.  From May 2002 to March 2005, Mr. Nicholson was the Vice President of Operations for a European bicycle manufacturer based in Greece, B-Tech SA, where he was responsible for administration and production management, business process re-engineering to further the technological evolution of the company, and ISO implementation. Mr. Nicholson graduated from the University of British Columbia in 1991 with a Bachelor of Commerce degree.  Mr. Nicholson is not an officer or director of any other reporting issuers.

We do not presently have any employees, however, the Company has identified certain consultants to provide oil and gas and related services subsequent to the completion of this Offering and have sufficient funds to enter into engagement agreements.  On October 31, 2010, the Company entered into an engagement agreement with Mr. Walter Romanchuk.  He is retained to undertake certain geological and other oil and gas exploration related activities.  Mr. Romanchuk is a Landman and received his B. Comm. from the University of Alberta in 1975 and his Diploma in Computer Technology from the Northern Alberta Institute of Technology in 1971.  Over the prior 8 years Mr. Romanchuk has been an independent Landman working with junior oil and gas start-up organizations, and has jointly acted as a management representative for such companies as Texas T Resources Ltd., Reef Resources Ltd. and Albion Petroleum Ltd.  Mr. Romanchuk from 1980 to 1994 was the Canadian Division Administration Manager for Anadarko Petroleum of Canada Ltd., and prior was with Home Oil Company Limited in Gas Operations and Gas Marketing.  Mr. Romanchuk is a member of the CAPL (Canadian Association of Petroleum Landmen).

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on March 04, 2010
3.2	Bylaws.	Incorporated by reference to our Form S-1 registration statement filed with the Securities and Exchange Commission on March 04, 2010
10.1	Executed Farmout Agreement dated December 15, 2009 between Stone Canyon Resources Inc. and Dynamic Hydrocarbons Ltd.	Incorporated by reference to our Form S-1 registration statement Amendment #1 filed with the Securities and Exchange Commission on April 29, 2010
10.2	Contents of oral agreement between Ron Petrucci and Dynamic Hydrocarbons in respect to employment arrangements reference dated January 1, 2010.	Incorporated by reference to our Form S-1 registration statement Amendment #2 filed with the Securities and Exchange Commission on June 2, 2010
10.3	Contents of oral agreement between Ron Petrucci and Dynamic Hydrocarbons in respect to working capital funding reference dated February 12, 2010.	Incorporated by reference to our Form S-1 registration statement Amendment #2 filed with the Securities and Exchange Commission on June 2, 2010
10.4	Engagement Agreement between the Company and International Securities Group Inc. dated December 9, 2009	Incorporated by reference to our Form S-1 registration statement Amendment #2 filed with the Securities and Exchange Commission on June 2, 2010
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAMIC HYDROCARBONS LTD.

Date:	November 17, 2010	By:	/s/ Ronald Petrucci
		Name:	Ronald Petrucci
		Title:	Principal Executive Officer, Principal Financial Officer, Director